Form 10-K
period 2002-12-31
SSB VEHICLE SECURITIES INC SSB AUTO LOAN TRUST 2002-1
filed 2003-07-17
CIK 1203436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002


[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number 333-63005-04

                           SSB VEHICLE SECURITIES INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-4010808
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

390 Greenwich Street
New York, New York                                             10013
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(212)816-6000


                      SSB VEHICLE SECURITIES INC. (Depositor)
                      SSB Auto Loan Trust 2002-1  (Issuer)
       (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

This Annual Report on Form 10-K (the "Report") is filed with respect to SSB Auto Loan Trust 2002-1 (the "Trust"), a statutory trust formed under the laws of the State of Delaware pursuant to a Trust Agreement, dated as of October 1, 2002 (the "Trust Agreement"), between registrant (the "Registrant" or the "Company") and Wilmington Trust Company, as owner trustee (the "Owner Trustee"). The Trust issued asset-backed notes (the "Notes") pursuant to an Indenture, dated as of October 1, 2001 (the "Indenture"), among the Trust, Bank One, N.A., as indenture trustee (the "Indenture Trustee"), and JPMorgan Chase Bank, as bond administrator (the "Bond Administrator"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the letter relief granted by the staff of SEC to other companies in similar circumstances (collectively, the "Relief Letters").


                                   Page 1 of 6
             This report consists 11 of consecutively numbered pages.

SSB VEHICLE SECURITIES INC.
SSB Auto Loan Trust 2002-1
--------------------------

PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material pending legal proceedings relating to the Trust to which any of the Company, the Trust, or, in the case of the Notes, the Indenture Trustee, the Owner Trustee, the Bond Administrator or Systems & Services Technologies, Inc., as servicer, were involved at December 31, 2002, or as of the date of this report.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Notes during the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Notes. As of December 31, 2002, the number of holders of each Class of Notes was 39.

Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.


Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

     Exhibit 3(i):  Copy of Company's  Certificate  of  Incorporation  (Filed as
Exhibit 3.1 to Registration Statement on Form S-3 (File No. 333-63005)).

     Exhibit 3(ii): Copy of Company's By-laws (Filed as Exhibit 3.2 to Registration Statement on Form S-3 (File No. 333-63005)).

     Exhibit 4.1: Indenture, dated as of October 1, 2002, between SSB Auto Loan Trust 2002-1, Bank One, N.A. and JPMorgan Chase Bank (Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 21, 2002).

     Exhibit 4.2: Trust Agreement, dated as of October 1, 2002, between the Company and Wilmington Trust Company (Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 21, 2002).

     Exhibit 10.1: Sale and Servicing Agreement, dated as of October 1, 2002, among SSB Auto Loan Trust 2002-1, the Company, Salomon Brothers Realty Corp., Systems & Services Technologies, Inc., Bank One, N.A. and JPMorgan Chase Bank (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on December 13, 2002).

     Exhibit 99.1 Annual Statement of the Servicer as to Matters of Compliance, dated March 20, 2003.

     Exhibit 99.2 Annual Report of Independent Accountants, dated June 20, 2003.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2002.

     Current Reports on Form 8-K, dated December 16, 2002, was filed for the purpose of filing the Monthly Statement sent to the Holders of the Notes for payments made on the same date. The items reported in such Current Report were
Item 5 (Other Events).

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002


SSB VEHICLE SECURITIES INC.
SSB Auto Loan Trust 2002-1
--------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SSB VEHICLE SECURITIES INC.



Date:  July 16, 2003            By:   /s/  Ted K. Yarbrough
                                    -----------------------------
                                    Name:  Ted K. Yarbrough
                                    Title: Vice President

          CERTIFICATION OF SSB VEHICLE SECURITIES INC.
            SSB Auto Loan Trust 2002-1 (the "Trust")

     I, Ted K. Yarbrough, a Vice President of SSB Vehicle Securities Inc., hereby certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of SSB Vehicle Securities Inc., SSB Auto Loan Trust 2002-1;

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to JPMorgan Chase Bank, as bond administrator (the "Bond Administrator"), by Systems & Services Technologies, Inc., as servicer (the "Servicer"), under the sale and servicing agreement that relates to the Trust (the "Sale and Servicing Agreement"), for inclusion in these reports is included in these reports;

     4. Based on my knowledge and on the servicer's annual statement of compliance that is included in this annual report and required to be delivered to the Bond Administrator in accordance with the terms of the Sale and Servicing Agreement, and except as disclosed in the reports, the Servicer has fulfilled its obligations under the Sale and Servicing Agreement; and

     5. The reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Sale and Servicing Agreement, that is included in these reports.

     In giving the certification above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank, as Bond Administrator, and Systems & Services Technologies, Inc., as Servicer.


Date:    July 2, 2003


SSB VEHICLE SECURITIES INC.

/s/  Ted K. Yarbrough
------------------------------
Name: Ted K. Yarbrough
Title:  Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX
                                                                  Sequential
Exhibit     Document                                              Page Number

3(i)        Company's Certificate of Incorporation
            (Filed as Exhibit 3.1 to Registration Statement on Form S-3 (File No.333-63005)). *

3(ii)       Company's By-laws (Filed as Exhibit 3.2 to
            Registration Statement on Form S-3
            (File No. 333-63005)). *

4.1         Indenture, dated as of October 1, 2002, between
            SSB Auto Loan Trust 2002-1, Bank One, N.A.
            and JPMorgan Chase Bank (Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 21, 2002). *

4.2 Trust Agreement, dated as of October 1, 2002, between the Company and Wilmington Trust Company
            (Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 21, 2002). *

10.1 Sale and Servicing Agreement, dated as of October 1, 2002, among SSB Auto Loan Trust 2002-1, the Company, Salomon Brothers Realty Corp.,
            Systems & Services Technologies, Inc.,
            Bank One, N.A. and JPMorgan Chase Bank
            (Filed as Exhibit 10.1 to the Company's
            Current Report on Form 8-K/A filed on
            December 13, 2002). *

 99.1       Annual Statement of the Servicer as to                      8
            Matters of Compliance,
            dated March 20, 2003

 99.2       Annual Report of Independent Accountants,                  10
            dated June 20, 2003


            * Incorporated herein by reference.

EXHIBIT 99.1 - Annual Statement of the Servicer as to Matters of Compliance

Systems & Services Technologies, Inc.
SSB Auto Loan Trust 2002-1 ("Trust")

Systems & Services Technologies, Inc.
4315 Pickett Road
St. Joseph, MO  64503
Telephone: (800) 789 7576
Facsimile: (816) 671 2038


Officer's Certificate
Annual Statement as to Compliance


     Comes now Jerry P. Sokolow on behalf of Systems & Services Technologies, Inc. ("SST"), and states:

     1. I am an Executive Vice President of SST. Under my supervision, we have reviewed the servicing activities of SST and from the time period October 1, 2002 to December 31, 2002, in relation to its obligations under the Sale and Servicing Agareement dated as of October 1, 2002 ("Agreement").

     2. Based on this review, to the best of my knowledge and belief, I certify that SST has fulfilled each of its obligations under the Agreement and there has been no default over the referenced time period.

Dated as of the 20th day of March, 2003.


By:     /s/ Jerry P. Sokolow
        ---------------------
        Jerry P. Sokolow
Its:    Executive Vice President

EXHIBIT 99.2 - Annual Report of Independent Accountants

PricewaterhouseCoopers, LLP
1177 Avenue of the Americas
New York, NY  10036
Telephone: (646) 471 4000
Facsimile: (813) 286 6000


Report of Independent Accountants

To the Board of Directors and Stockholders of Systems & Services Technologies, Inc.


     We have examined management's assertion about Systems & Services Technologies, Inc. (the "Company") compliance with the automobile loan servicing standards with respect to the SSB Auto Loan Trust 2002-1 (the "Trust"), based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as modified to address the unique characteristics of the Company and the Trust, as of and for the three months ended December 31, 2002, included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those automobile loan servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the automobile loan servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the automobile loan servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the three months ended December 31, 2002 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers, LLP
    -----------------------------
By:  PricewaterhouseCoopers, LLP

June 20, 2003





Management's Assertion Concerning Compliance with Minimum Servicing Standards Based on USAP



June 20, 2003

     With respect to the SSB Auto Loan Trust 2002-1 (the "Trust"), as of and for the three months ended December 31, 2002, Systems & Services Technologies, Inc. (the "Company"), as servicer for the Trust, has complied with the automobile loan servicing procedures required in the Servicing Agreement. As there is no agreed upon industry auto servicing guideline, we have based our attestation on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), as modified to address the unique characteristics of the Company and the Trust, as set forth in Exhibit I.

     As of and for this same period, the Company, as a subsidiary of J.P. Morgan Chase & Co., was covered by a fidelity bond and errors and omissions policy held in effect by J.P. Morgan Chase & Co. in the amounts of $250,000,000 and $25,000,000, respectively.



/s/  John Chappell
--------------------
By:  John Chappell
     President and Chief Executive Officer


/s/  Bruce Schnell
-------------------
     Bruce Schnell
     Chief Financial Officer


/s/  Bert Toolin
------------------
     Bert Toolin
     Chief Operations Officer



EXHIBIT I

Systems & Services Technologies, Inc.
Servicing Standards

I.  Custodial Bank Accounts

     1. Reconciliations have been prepared on a daily basis for the custodial lockbox account. These reconciliations have been:

     - mathematically accurate;

     -generally prepared within forty-five (45) calendar days after the cutoff date;

     - reviewed and approved by someone other than the person who prepared the reconciliation; and

     - prepared with documented explanations for reconciling items. These reconciling items, where possible, have generally been resolved within ninety
(90) calendar days of their original identification.

     2. The Trust Collection Account (custodial  lockbox) has been maintained at
a  federally  insured  depository   institution  in  trust  for  the  applicable
investors.

II.  Payments

     1. Payments received at SST have been deposited into the SST Lockbox account within one business day of receipt.

     2. Payments made in accordance with the debtor's loan documents, and fully identifiable, have been posted to the applicable account records generally within two business days of receipt.

     3. Payments have been remitted to the Trust Collections Account within 3 business days, in accordance with the Servicing Requirements.


III.  Disbursements

     1. Disbursements made via wire transfer on behalf of an investor have been made only by authorized personnel.

     2. Disbursements made on behalf of an investor have been posted when properly authorized and are allocated to the correct pool

     3. Funds moved to the Trustee electronically, agree to the monthly servicer statement provided to the Trustee.

IV.  Investor Accounting and Reporting

     1. The Investor Servicing Report, has been reconciled on a monthly basis to the total unpaid principal balance and number of loans serviced by the Company.

V.  Receivable Accounting

     1. The Company's receivable records have agreed with, or reconciled to, the original Contract documents with appropriate paydowns. However, there are instances where these records cannot be reconciled to the transaction detail. These instances occur when loans were transferred from the prior servicer with incomplete history records.

VI.  Delinquencies

     1. Records documenting collection efforts have been maintained during the period a loan is in default and have generally been updated at least monthly, according to published Policies and Procedures. Such records have described the Company's activities in monitoring delinquent contracts including, for example, phone calls, letters and payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

     1. A fidelity  bond and errors and  omissions  policy has been in effect on
the  Company   throughout  the  reporting  period  in  the  amount  of  coverage represented to investors in management's assertion.